Form 10-Q
period 2022-08-31
Medies
filed 2022-10-17
CIK 1918694

Table of Contents

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-264308

Medies

(Exact name of registrant as specified in its charter)

Wyoming	7812	98-1651594
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

2100 Geng Road, Suite 210

Palo Alto

CA 94303

(650) 719-3983

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2022
Common Stock: $0.0001	5,195,000

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MEDIES. BALANCE SHEETS

	AUGUST 31, 2022	FEBRUARY 28, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & cash equivalents	$14,586	$400
Total current assets	14,586	400
Non-Current assets
Intangibles (net)	34,713	26,659
Equipment (net)	34,619	38,513
Total Non-Current assets	69,332	65,172
TOTAL ASSETS	$83,918	$65,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$–	$–
Loans from related parties	49,496	40,311
Total current liabilities	49,496	40,311
Non-Current Liabilities
Note Payable - RP	12,500	–
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	25,500
Total Liabilities	87,496	65,811

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized; 5,195,000 and 4,000,000 shares issued and outstanding as of August 31, 2022 & February 28, 2022	520	400
Additional Paid-In-Capital	12,071	0
Accumulated Deficit	(16,169)	(639)
Total Stockholders’ equity (deficit)	(3,578)	(239)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$83,918	$65,572

The accompanying notes are an integral part of these unaudited financial statements

MEDIES. STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED AUGUST 31, 2022	SIX MONTHS ENDED AUGUST 31, 2022
Revenue	1,598	1,598
Gross Profit	$1,598	$1,598

Operating Expenses
General and administrative expenses	7,237	17,176
Total Operating expenses	7,237	17,176

Other Income: Exchange gain/loss	48	48
	(7,189)	(17,128)
Income (Loss) before provision for income taxes	(5,591)	(15,530)

Provision for income taxes	–	–

Net income (loss)	$(5,591)	$(15,530)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	4,034,456	4,017,228

The accompanying notes are an integral part of these unaudited financial statements

MEDIES STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FROM FEBRUARY 08, 2022 TO FEBRUARY 28, 2022 (AUDITED) & FOR SIX MONTHS ENDED AUGUST 31, 2022 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at February 08, 2022	–	$–	$–	$–	$–
Shares issued at $0.0001	4,000,000	400	–	–	400
Net loss	–	–	–	(639)	(639)
Balances as of February 28, 2022	4,000,000	$400	$–	$(639)	$(239)

Shares issued at offering price 0.01	1,195,000	120	12,071		12,191
Net loss for six months ended	–	–	–	(15,530)	(15,530)
Balances as of August 31, 2022	5,195,000	$520	$12,071	$(16,169)	$(3,578)

The accompanying notes are an integral part of these unaudited financial statements

MEDIES STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED AUGUST 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,530)
Adjustment as of non-cash items;
Depreciation	3,894
Amortization	4,446
Changes in operating assets and liabilities
Increase in accrued expenses	–
Net cash provided by (used in) Operating activities	(7,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible	(12,500)
Net cash provided by (used in) Investing activities	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,191
Proceeds of loan from shareholder	9,185
Proceeds from Note Payable - RP	12,500
Net cash provided by Financing activities	33,876
Increase (decrease) in cash and equivalents	14,186
Cash and equivalents at beginning of the period	400
Cash and equivalents at end of the period	$14,586

Supplemental cash flow information:
Cash paid for:
Interest	$–
Taxes	$–
Non-cash investing and financing activities:
Proceeds of loan from related party against acquisition of intangibles	$12,500

The accompanying notes are an integral part of these unaudited financial statements

MEDIES NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED AUGUST 31, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

MEDIES. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on February 08, 2022. Company intends to commence operations concerning a unique motion picture streaming service in the domain of visual arts and metaverse.

The Company has adopted February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 08, 2022) to August 31, 2022 of $16,169. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of August 31, 2022, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from services.

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy performance obligation.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work- in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Office Equipment – 3 years

Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 4 – EQUIPMENT (NET)

Company acquired equipment as on February 10, 2022 for $38,930.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years.

For the quarter ended August 31, 2022 the company recorded $1,947 in depreciation expense. From inception (February 08, 2022) through August 31, 2022 the company has recorded a total of $4,311 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Company acquired Intangible consisting of various software of $1,180 as on February 10, 2022 while Intangible consisting of website (Meta Movement & related property rights) of $25,500 was purchased as on February 28, 2022. As on August 31, 2022, Company acquired licensing rights to the dance motion picture entitled “The Architect” of $12,500. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the quarter ended August 31, 2022 the company recorded $2,223 in amortization expense. From inception (February 08, 2022) through August 31, 2022 the company has recorded a total of $4,467 in amortization expense.

NOTE 6 – CAPITAL STOCK

The Company has 90,000,000 shares of common stock authorized with a par value of $0.0001 per share.

In February 2022, the Company issued 4,000,000 shares of its common stock at $0.0001 per share for total proceeds of $400.

In August 2022, the Company issued 1,195,000 shares of its common stock at $0.01 per share for total proceeds of $12,191.

As of August 31, 2022, the Company had 5,195,000 shares issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities.

Since inception (February 08, 2022) through August 31, 2022, the Company’s sole officer and director loaned the Company $40,110 in exchange for assets & $9,386 was paid on behalf of company’ professional and legal fee. As of August 31, 2022, the amount outstanding was $49,496. The loan is non-interest bearing, due upon demand and unsecured. As on August 31, 2022, $12,500 stands as Note payable to Mr. Kenneth under long term liability with interest 4.4% per annum and is payable on August 31, 2025.

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended August 31, 2022 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(3,261)
Change in valuation allowance	3,261
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2022 are as follows:

Deferred tax assets:
Net operating loss	$(3,261)
Valuation allowance	3,261
Deferred tax assets	$–

The Company has approximately $16,169 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date these financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what August occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Ended August 31, 2022:

During the three months ended August 31, 2022, we have generated $1,598 in revenues.

Our net loss for the three months ended August 31, 2022 was $5,591. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses.

During six months ended August 31, 2022, we have generated $1,598 in revenues.

Our net loss for the six months ended August 31, 2022 was $15,530. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses.

Liquidity and Capital Resources

As of August 31, 2022, our total assets were $83,918 consisting of intangibles $34,713, equipment $34,619 and cash and cash equivalents of $14,586. As of August 31, 2022, our total liabilities were $87,496. Total current liabilities were $49,496 consisting of related party loans. While total non-current liabilities of $38,000 comprises of notes payable to related party $12,500 and accounts payable of $25,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended August 31, 2022, net cash flows used in operating activities were ($7,190).

Cash Flows from Investing Activities

As of August 31, 2022, net cash flows used in investing activities were ($12,500).

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended August 31, 2022, we generated net cashflows of $33,876 by issuance of common stock of $12,191, proceeds from related party loans $9,185 and notes payable to related party $12,500.

 Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of assets; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six months period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended August 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 17, 2022	Medies.

By: /s/ Kenneth Tindall
Founder & Chief Executive Officer

Dated: October 17, 2022	Medies.
By: /s/ Kenneth Tindall
Founder & Chief Executive Officer

