Form 10-Q
period 2022-11-30
Medies
filed 2023-01-23
CIK 1918694

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

4 Fall Park Court, Leeds, West Yorkshire LS13 2LP, United Kingdom

+44 7967 396263

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2022
Common Stock: $0.0001	6,666,500

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders Medies Inc.

Cheyenne, Wyoming

Results of Review of Interim Financial Statements

We have reviewed the accompanying balance sheet of Medies Inc. as of November 30, 2022 and the related statements of income, stockholders’ equity, and cash flows for the nine-months then ended, and the related notes collectively referred to as the interim financial statements. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for it them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim financial statements are the responsibility of the entity’s management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Bush & Associates CPA LLC

Henderson, Nevada

January 16, 2023

MEDIES BALANCE SHEETS

	NOVEMBER 30, 2022 (Unaudited)	FEBRUARY 28, 2022 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$20,463	$400
Total current assets	20,463	400

Intangibles (net)	31,448	26,659

Non-Current assets
Equipment (net)	32,672	38,513
Total Non-Current assets	64,120	65,172
TOTAL ASSETS	$84,583	$65,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$–	$–
Loans from related parties	49,332	40,311
Total current liabilities	49,332	40,311
Non-Current Liabilities
Note Payable - RP	12,500	–
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	25,500
Total Liabilities	87,332	65,811

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized; 6,666,500 and 4,000,000 shares issued and outstanding as of November 30, 2022 & February 28, 2022	667	400
Additional Paid-In-Capital	26,899	–
Accumulated Deficit	(30,315)	(639)
Total Stockholders’ equity (deficit)	(2,749)	(239)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$84,583	$65,572

The accompanying notes are an integral part of these unaudited financial statements

MEDIES. STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2022	NINE MONTHS ENDED NOVEMBER 30, 2022
Revenue	$90	$1,838
Gross Profit	90	1,838

Operating Expenses
General and administrative expenses	14,386	31,514
Total Operating expenses	(14,386)	(31,514)

Other Income	–	–

Income (Loss) before provision for income taxes	(14,296)	(29,676)

Provision for income taxes	–	–

Net income (loss)	$(14,296)	$(29,676)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	5,986,153	4,797,582

The accompanying notes are an integral part of these unaudited financial statements

MEDIES STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FROM FEBRUARY 08, 2022 TO FEBRUARY 28, 2022 (AUDITED) & FOR NINE MONTHS ENDED NOVEMBER 30, 2022 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at February 08, 2022	–	$–	$–	$–	$–
Shares issued at $0.0001	4,000,000	400	–	–	400
Net loss	–	–	–	(639)	(639)
Balances as of February 28, 2022	4,000,000	400	–	(639)	(239)

Shares issued at offering price 0.01	2,666,500	267	26,899	–	27,166
Net loss for nine months ended	–	–	–	(29,676)	(29,676)
Balances as of November 30, 2022	6,666,500	$667	$26,899	$(30,315)	$(2,749)

The accompanying notes are an integral part of these unaudited financial statements

MEDIES STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED NOVEMBER 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,676)
Adjustment as of non-cash items
Depreciation	5,841
Amortization	7,711
Changes in operating assets and liabilities
Increase in accrued expenses	–
Net cash provided by (used in) Operating activities	(16,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible	(12,500)
Net cash provided by (used in) Investing activities	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	27,166
Proceeds of loan from shareholder	9,021
Proceeds from Note Payable - RP	12,500
Net cash provided by Financing activities	48,687

Increase (decrease) in cash and equivalents	20,063
Cash and equivalents at beginning of the period	400
Cash and equivalents at end of the period	$20,463

Supplemental cash flow information:
Cash paid for:
Interest	$–
Taxes	$–

The accompanying notes are an integral part of these unaudited financial statements

MEDIES NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED NOVEMBER 30, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

MEDIES (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on February 08, 2022. Company intends to commence operations concerning a unique motion picture streaming service in the domain of visual arts and metaverse.

The Company has adopted February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 08, 2022) to November 30, 2022 of $30,315. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of November 30, 2022, the Company has issued 200,000 shares of stock-based payments to its Executive Vice Chairman, Mr. Simon Kidd. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2022.

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

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy performance obligation.

Recent Pronouncements

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

Office Equipment – 5 years

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

For the quarter ended November 30, 2022 the company recorded $1,947 in depreciation expense. From inception (February 08, 2022) through November 30, 2022 the company has recorded a total of $6,258 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Company acquired Intangible consisting of various software of $1,180 as on February 10, 2022 while Intangible consisting of website (Meta Movement & related property rights) of $25,500 was purchased as on February 28, 2022. As on August 31, 2022, Company acquired licensing rights to the dance motion picture titled “The Architect” of $12,500. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the quarter ended November 30, 2022 the company recorded $3,265 in amortization expense. From inception (February 08, 2022) through November 30, 2022 the company has recorded a total of $7,732 in amortization expense.

NOTE 6 – CAPITAL STOCK

The Company has 90,000,000 shares of common stock authorized with a par value of $0.0001 per share.

In February 2022, the Company issued 4,000,000 shares of its common stock at $0.0001 per share for total proceeds of $400.

In August 2022, the Company issued 1,180,000 shares of its common stock at $0.01 per share for total proceeds of $12,041.

In the months of September 2022 & October 2022, the Company issued 1,486,500 shares of its common stock at $0.01 per share for total proceeds of $14,858.

As of November 30, 2022, the Company had 6,666,500 shares issued and outstanding.

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

Since inception (February 08, 2022) through November 31, 2022, the Company’s sole officer and director loaned the Company $40,110 in exchange for assets & $13,829 was paid on behalf of company’s professional and legal fee. During the quarter ended November 30, 2022, loan of $4,607 have been returned to the director. As of November 30, 2022, the amount outstanding was $49,332. The loan is non-interest bearing, due upon demand and unsecured. As on November 30, 2022, $12,500 stands as Note payable to Mr. Kenneth under long term liability with interest 4.4% per annum and is payable on August 31, 2025.

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended November 30, 2022 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(6,232)
Change in valuation allowance	6,232
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at November 30, 2022 are as follows:

Deferred tax assets:
Net operating loss	$(6,232)
Valuation allowance	6,232
$–

The Company has approximately $30,315 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date these financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Employees and Employment Agreements

At present, other than our officer and director Mr. Kenneth Tindall, we have one employee Mr. Simon Kidd. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Three and Nine Months Ended November 30, 2022:

During the three months ended November 30, 2022, we have generated $90 in revenues.

Our net loss for the three months ended November 30, 2022 was $14,296. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

During nine months ended November 30, 2022, we have generated $1,838 in revenues.

Our net loss for the nine months ended November 30, 2022 was $29,676. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

Liquidity and Capital Resources

As of November 30, 2022, our total assets were $84,583 consisting of intangibles $31,448, equipment $32,672 and cash and cash equivalents of $20,463. As of November 30, 2022, our total liabilities were $87,332. Total current liabilities were $49,332 consisting of related party loans. While total non-current liabilities of $38,000 comprises of notes payable to related party $12,500 and accounts payable of $25,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended November 30, 2022, net cash flows used in operating activities were ($16,124).

Cash Flows from Investing Activities

As of November 30, 2022, net cash flows used in investing activities were ($12,500).

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For nine months ended November 30, 2022, we generated net cashflows of $48,687 by issuance of common stock of $27,166, proceeds from related party loans $9,021 and notes payable to related party $12,500.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine months period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 23, 2023	Medies

By: /s/ Kenneth Tindall
Kenneth Tindall, Chief Executive Officer and Founder

Dated: January 23, 2023	Medies
By: /s/ Kenneth Tindall
Kenneth Tindall, Chief Financial Officer and Founder

