Form 10-K
period 2023-02-28
Medies
filed 2023-05-31
CIK 1918694

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-264308

MEDIES
(Exact name of registrant as specified in its charter)

Wyoming	98-1651594
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2100 Geng Road, Suite 210 Palo Alto, CA 94303	7812
(Address of principal executive offices)	(Primary Standard Industrial Classification Code Number)

(650) 719-5286
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MEDE	OTC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

As of February 28, 2023, the registrant had 6,666,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 28, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the life sciences industry;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. DESCRIPTION OF BUSINESS

Through our SVoD platform (Subscription Video on Demand), we provide a novel type of service within the scope of online streaming industry and the metaverse network. Via motion and still pictures digital database, aims to connect creative artists and dancers, through the development of hi-tech visual experience—specifically through the metaverse technology.

intends to attract artists and professionals of the dance world to contribute to static image and fluid video content accumulation.

Subscriptions from the global audience will generate revenue for our business. MEDIES’ web-platform will also provide services such as art criticism and film distribution, all within the context of visual craft. See the report within our S-1 Registration Statement that includes the full discussion of the general development of our business here.

In addition to previously disclosed business strategy within our Registration Statement, in September 2022, MEDIES has brought on board a new executive officer Mr. Simon Kidd. Mr. Kidd is an officer with extensive experience in the performing arts industry. He commands our key executive operations. This addition contributed to production of two exclusive motion pictures, The Architect and Casanova. This work has been produced in collaboration with The Ballet Retreat, Ltd. and House of Create, Ltd.

MEDIES’ Registration Statement was declared effective by the Securities and Exchange Commission on August 10, 2022. This was followed by our initial offering of the Company shares. The initial offering concluded on October 19, 2022.

On April 6, 2023 FINRA determined that MEDIES demonstrated compliance with FINRA Rule 6432 and was allowed to initiate a priced quotation on the OTC with a trading ticker symbol MEDE.

We have not been subject to any material bankruptcy, receivership, or any similar proceeding. We have not been subject to any material reclassification, merger or consolidation.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

Our executive offices are located at two separate locations. In the US at the following address: 2100 Geng Road, Suite 210 Palo Alto, CA 94303; and in the United Kingdom at the following address: Fall Park Court, Leeds, West Yorkshire LS13 2LP, United Kingdom. Other office spaces are currently being considered for our operations. Our telephone number is (650) 719-5286.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)Market Information

There was no established public trading market for our S-1 registered common shares during the given reporting period, year ending February 28, 2023.

On April 6, 2023 FINRA determined that GLENDALE SECURITIES, INC. demonstrated compliance with FINRA Rule 6432 and may initiate a priced quotation for MEDIES of $0.0100 Bid, $0.0200 Ask on OTC Link ATS for MEDE.

(b)Holders

As of February 28, 2023, there were approximately 53 holders of record of our shares of Class A common stock, holding the total of 6,666,500 shares.

(c)Dividend Policy

We have never declared or paid any cash dividends on our common stock to date and do not intend to pay cash dividends. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

On September 1, 2022, an amount of 200,000 shares were granted to Mr. Simon Kidd, in a stock-based payment plan for his executive services.

(e)Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)Recent Sales of Unregistered Securities

There were no recent sales of unregistered shares.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED FEBRUARY 28, 2023 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2022.

Our net loss for the fiscal year ended February 28, 2023 is $60,625 compared to a net loss of $639 during the fiscal year ended February 28, 2022. During fiscal years ended February 28, 2023 and 2022 the Company has generated $1,838 and $0 in revenue respectively.

During the fiscal year ended February 28, 2023, we incurred legal and professional fees of $40,228 and general and administrative expenses of $22,929 compared to legal and professional fees of $201 and general and administrative expenses of $438 incurred during fiscal year ended February 28, 2022.

The weighted average number of shares outstanding was 4,940,726 for the fiscal year ended February 28, 2023 and 3,052,532 for February 28, 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2023 AND 2022

As of February 28, 2023, our total assets were $ 60,770 comprised of cash and cash equivalents of $1,862, Intangible(net) of $28,183 and equipment(net) of $30,725 ; our total liabilities were $ 94,468 comprised of accrued expenses $1,001, loan from our director of $55,467, accounts payable of $25,500 and note payable to related party of $12,500.

As of February 28, 2022, our total assets were $ 65,572 comprised of cash and cash equivalents of $400, Intangible(net) of $26,659 and equipment(net) of $38,513; our total liabilities were $ 65,811 comprised of loan from our director of $40,311 and accounts payable of $25,500.

Cash Flows from Operating Activities

For the fiscal year ended February 28, 2023, net cash flows used in operating activities were $(40,860) consisting of net loss of $(60,224) amortization of $10,976, depreciation of $7,788 and increase in accrued expenses of $1,001. For the fiscal year ended February 28, 2022, net cash flows used in operating activities were $(201) consisting of net loss of $(639) and amortization of $21 and depreciation of $417.

Cash Flows Provided by Investing Activities

For the fiscal years ended February 28, 2023 and 2022, net cash flows used in investing activities were $(12,500) and $(65,610) respectively.

Cash Flows from Financing Activities

For the fiscal year ended February 28, 2023, net cash from financing activities was $54,822 consisting of issuance of common stock of $27,166, director’s loan 15,156 and proceed from note payable of $12,500. For the fiscal year ended February 28, 2022, net cash from financing activities was $66,211 consisting of issuance of common stock of $400, director’s loan 40,311 and proceed from note payable of $25,500.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' reports accompanying our February 28, 2023 and 2022 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Medies, Inc.

London, United Kingdom

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Medies Inc. (the "Company") as of February 28, 2023, and the related statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for each of the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting . As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Bush & Associates CPA LLC

Bush & Associates CPA LLC

We have served as the Company's auditor since 2022.

Henderson, Nevada

May 31, 2023

MEDIES BALANCE SHEETS (Audited)

	FEBRUARY 28, 2023	FEBRUARY 28, 2022
ASSETS
Current Assets
Cash & cash equivalents	$1,862	$400
Total current assets	1,862	400
Intangibles (net)	28,183	26,659
Non-Current assets
Equipment (net)	30,725	38,513
Total non-Current assets	30,725	38,513
TOTAL ASSETS	$60,770	$65,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,001	$–
Loans from related parties	55,467	40,311
Total current liabilities	56,468	40,311
Non-Current Liabilities
Note Payable - RP	12,500	–
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	25,500
Total Liabilities	94,468	65,811

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized; 6,666,500 and 4,000,000 shares issued and outstanding as of February 28, 2023 & 2022 respectively	667	400
Additional Paid-In-Capital	26,899	0
Accumulated Deficit	(61,264)	(639)
Total Stockholders’ equity (deficit)	(33,698)	(239)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,770	$65,572

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF OPERATIONS (Audited)

	For the period from March 01, 2022 to February 28, 2023	For the period from February 08, 2022 to February 28, 2022
Revenue	$1,838	$–
Gross Profit	1,838	–

Operating Expenses
Legal & professional	40,228	201
General and administrative expenses	22,929	438
Total Operating expenses	(63,157)	(639)

Other Income/(Expense)
Exchange gain/ (loss)	1,095	–
Interest expense	(401)
	(62,463)	(639)
Income (Loss) before provision for income taxes	(60,625)	(639)

Provision for income taxes	–	–

Net income (loss)	$(60,625)	$(639)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	4,940,726	3,052,532

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FOR THE YEAR ENDED FEBRUARY 28, 2023 & FROM FEBRUARY 08, 2022 TO FEBRUARY 28, 2022 (AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at February 08, 2022	–	$–	$–	$–	$–
Shares issued at $0.0001	4,000,000	400	–	–	400
Net loss	–	–	–	(639)	(639)
Balances as of February 28, 2022	4,000,000	400	–	(639)	(239)

Shares issued at offering price 0.01	2,666,500	267	26,899		27,166
Net loss	–	–	–	(60,625)	(60,625)
Balances as of February 28, 2023	6,666,500	$667	$26,899	$(61,264)	$(33,698)

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF CASH FLOWS (Audited)

	For the period from March 01, 2022, to February 28, 2023 (Unaudited)	For the period from February 08, 2022, to February 28, 2022 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,625)	$(639)
Adjustment as of non-cash items;
Amortization	10,976	21
Depreciation	7,788	417
Changes in operating assets and liabilities
Increase in accrued expenses	1,001	–
Net cash provided by (used in) Operating activities	(40,860)	(201)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible & non- current assets	(12,500)	(65,610)
Net cash provided by (used in) Investing activities	(12,500)	(65,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	27,166	400
Proceeds of loan from shareholder	15,156	40,311
Proceeds from Note Payable - RP	12,500	25,500
Net cash provided by Financing activities	54,822	66,211

Increase (decrease) in cash and equivalents	1,462	400
Cash and equivalents at beginning of the period	400	–
Cash and equivalents at end of the period	$1,862	$400

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

MEDIES NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED FEBRUARY 28, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

MEDIES. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on February 08, 2022. The company intends to commence operations concerning a unique motion picture streaming service, within the domain of visual arts and metaverse.

The Company has adopted February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 08, 2022) to February 28, 2023 of $61,264. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

During the year, the Company has issued 200,000 shares of stock-based payments to its Executive Vice Chairman, Mr. Simon Kidd. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2023.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loans payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy performance obligation.

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

For the year ended February 28, 2023 the company recorded $7,788 in depreciation expense. From inception (February 08, 2022) through February 28, 2023 the company has recorded a total of $8,205 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

The company acquired Intangible consisting of various software for $1,180 as on February 10, 2022 while Intangible consisting of website (Meta Movement & related property rights) of $25,500 was purchased as on February 28, 2022. As on August 31, 2022, Company acquired licensing rights to the dance motion picture entitled “The Architect” of $12,500. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the year ended February 28, 2023 the company recorded $10,976 in amortization expenses. From inception (February 08, 2022) through February 28, 2023 the company has recorded a total of $10,997 in amortization expense.

NOTE 6 – CAPTIAL STOCK

The Company has 90,000,000 shares of common stock authorized with a par value of $0.0001 per share.

In February 2022, the Company issued 4,000,000 shares of its common stock at $0.0001 per share for total proceeds of $400.

In August 2022, the Company issued 1,180,000 shares of its common stock at $0.01 per share for total proceeds of $12,041.

In the month of September 2022 & October 2022, the Company issued 1,486,500 shares of its common stock at $0.01 per share for total proceeds of $14,858.

As of February 28, 2023 & 2022, the Company had 6,666,500 & 4,000,000 shares issued and outstanding respectively.

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

Since inception (February 08, 2022) through February 28, 2023, the Company’s sole officer and director loaned the Company $40,110 in exchange for assets & $19,763 was paid on behalf of company’ professional and legal fee. During the year, loan of $4,607 have been returned to the director. As of February 28, 2023, the amount outstanding was $55,467. The loan is non-interest bearing, due upon demand and unsecured.

As on February 28, 2023, $12,500 stands as Note payable to Mr. Kenneth under long term liability with interest 5.5% per annum and is payable on August 31, 2025. Interest accrued over this loan as of February 28, 2023 is $401.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended February 28, 2023 & 2022 to the company’s effective tax rate are as follows:

	February 28, 2023	February 28, 2022
Tax benefit at U.S. statutory rate	$12,865	$134
Change in valuation allowance	(12,865)	(134)
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2023 & 2022 are as follows:

	February 28, 2023	February 28, 2022
Deferred tax assets:
Net operating loss	$12,865	$134
Valuation allowance	(12,865)	(134)
	$–	$–

The Company has approximately $61,264 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date these financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.                   We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.                   We did not maintain appropriate segregation of duties and cash controls – As of February 28, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.                   We did not implement appropriate information technology controls – As of February 28, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2023, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position
Mr. Kenneth Tindall	42	Founder CEO & CFO
Mr. Simon Kidd	43	Executive Vice Chairman

On September 1, 2022, Mr. Simon Kidd was appointed EVC of MEDIES.

Biographical Information and Background of officer and director

Mr. Kenneth Tindall, CEO & CFO

Mr. Kenneth Tindall has served as the Company’s Director, Secretary, and Treasurer since its incorporation on February 08, 2022. He is an internationally renowned and award-winning choreographer, in residence for Northern Ballet and its Artistic Director of Digital.

Employment History

2021 - present-day:

Artistic Lead – shaping the artistic and collaborative megaproject offer on behalf of Northern Ballet for Leeds UK 2023.

2020 - present-day:

Leeds Creative Lab Selected Artist as part of Leeds University Cultural Institute Creative Laboratory. A ground breaking program that pairs creative professionals with researchers from higher academic institutions.

2018 - present-day:

Artistic Director of DIGITAL. Generating the artistic vision and strategic and business planning for this project with international of international scope. Responsible for curating, commissioning, and engaging with both established and upcoming choreographers. Tasked with increasing the company’s profile and reach. Producing artistic work of exceptional standard, content, and originality. Ensuring the made-for-digital content aligns with Northern Ballet's digital strategy, audience development, the creative case for diversity, and overall ambitions. Researching the latest developments in cutting-edge digital technology and governing values of the organization as a world-class narrative ballet company.

2018 - present-day:

Choreographer in residence. Engaged to create a range of bespoke work for Northern Ballet in three main areas, full length, one-act, and digital artistic content. Creating work rooted in classical dance language that challenges the dancers/performers and pushes their audiences to a better understanding of narrative dance work. All in order to identify, guide, support, and mentor upcoming talent. Staying at the forefront of the latest developments within the ballet realm and situating Northern Ballet within it, while working to keep the theatre commercially competitive and artistically world-class.

2015 - present-day:

Freelance choreographer with an objective to cultivate relationships with ballet, dance, arts, and digital art organizations. Creating original and high-quality work that ranges from a contemporary site-specific workpiece to full-length theatre productions for traditional proscenium arch theatre settings.

Credentials

•	UK National Dance Awards Critics' Circle Nomination 2020, Best Classical Choreography
•	Board member for Dance City, 2021
•	Judging panel member for English National Ballets, Emerging Dancer Competition, 2020
•	EGO Creative director and producer, multi award-nominated film, winner of the Accolade Global film competition with the Award of Excellence
•	Winner of the Broadway World UK Awards, for Outstanding Achievement in a New Dance Productions with Casanova.
•	Choreographer and mentor for the BBC Young Dancer Competition finals 2019
•	Dance Europe Critics' Choice Best World Premiere 2017 for Casanova, 2014 for The Architect, and 2013 for Luminous Juncture.
•	Tanz Theatre Magazine Critics' Choice Production of the Year 2017 for Casanova,
•	Choreographer of the Year, 2017 and Best Choreographer for The Architect, 2015
•	Judge for the ballet rounds on the BBC Young Dancers Competition, 2017
•	National Dance Awards Critics' Circle Nomination 2015, Emerging Artist Awards
•	Member of the steering group and the Artistic Advisory group for the European Capital of Culture 2023 bid.
•	Patron and advisor to the Moorland International Ballet School, Lancashire
•	Taglioni European Ballet Awards 2014, Nomination for Best Young Choreographer
•	The Production Prize at the International Choreographic Competition Hannover 2012 for Project #1

Mr. Tindall is an alumnus of Central School of Ballet (U.K.), with a degree in Professional Dance and Performance.

Mr. Simon Kidd, EVC

On September 1, 2022, the Board of Directors of MEDIES (the "Company") approved the appointment of Mr. Simon Kidd as the Company's Executive Vice Chairman, with his executive services commencing on September 5, 2022.

Mr. Kidd is an experienced director with high qualifications and business history of working in the performing arts industry. Mr. Kidd has served in a senior position at Northern Ballet Theatre for nine years. Mr. Kidd has also been the Director of Moorland International Ballet Academy for nine years. Both corporations are not the registrant's parent, subsidiary, or other affiliates.

MEDIES' Chief Executive Officer, Mr. Kenneth Tindall, within the interest of the Company, is in good understanding of Mr. Kidd's level of professional competence and thus finds it fitting for the executive position at MEDIES.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is in compliance pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are in compliance with beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We are in compliance to the code of ethics that may or may not apply to our officers and directors, or persons performing similar functions because.

Audit Committee

We are compliant with the provisions and requirements of an audit committee considering our start-up phase and emerging growth company status.

Director Nominees

We do not have a nominating committee. Our management plans to select individuals to stand for election as members of our board of directors. We are yet to finalize a policy with regard to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our officers at the address specified on the cover of this registration statement.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

SIGNIFICANT EMPLOYEES

Mr. Kenneth Tindall, CEO of the company, and Mr. Simon Kidd, EVC of the company, are two significant employees.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned, or accrued for services by our CEO and EVC, and (collectively, the “Named Executive Officers”) from inception on February 8, 2022 until February 28, 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mr. Tindall, President CEO & CFO	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Simon Kidd EVC	2022	-0-	-0-	200,000	-0-	-0-	-0-	-0-	-0-

There is currently one employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. 200,000 Company's shares and a $1.00 per month for the first 12 month are paid to Mr. Kidd for his employment at MEDIES. An annual bonus equal to one month’s salary, payable on the employee’s birthday month (*or: at the end every year during December). This bonus will only be paid after the completion of a twelve (12) months continuous service with the Company.

CHANGE OF CONTROL

As of February 28, 2023, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2023 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Mr. Kenneth Tindall	4,000,000 shares of common stock	60%
	2100 Geng Road Suite 210
	Palo Alto
	CA 94303

Common Stock	Mr. Simon Kidd	200,000 shares of common stock	3%
	2100 Geng Road Suite 210
	Palo Alto
	CA 94303

The percentage of class is based on 6,666,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

As of September 1, 2022, 200,000 shares were granted to Mr. Simon Kidd in a stock-based payment plan for his executive services. On August 31, 2022, the Company acquired licensing rights to the dance motion picture The Architect for $12,500 from our CEO & Founder, Mr. Tindall.

As of February 28, 2023 & 2022, loan payable to Mr. Tindall stands at $55,467 and $40,311 respectively.

As of February 28, 2023 & 2022, note payable to Mr. Tindall stands at $12,500 and $0 respectively. Interest accrued over this note is $401 & $0 as of February 28, 2023 & 2022 respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2023 and for the fiscal year ended February 28, 2022, for professional services rendered by the principal accountants Bush & Associates, CPA. for the audits of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2023	February 28, 2022
Audit Fees	$3,400	$2,960
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$3,400	$2,960

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Number	Description

23.1	Consent of Bush & Associates, CPA.
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_______________

*To be filed by amendment.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIES
Dated: May 31, 2023	By: /s/ Mr. Tindall
Mr. Kenneth Tindall, Chief Executive Officer & Chief Financial Officer

