Form 10-K/A
period 2023-02-28
Medies
filed 2023-06-01
CIK 1918694

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Henderson, Nevada

May 31, 2023

MEDIES BALANCE SHEETS (Audited)

	FEBRUARY 28, 2023	FEBRUARY 28, 2022
ASSETS
Current Assets
Cash & cash equivalents	$1,862	$400
Total current assets	1,862	400

Non-Current assets
Intangibles (net)	28,183	26,659
Equipment (net)	30,725	38,513
Total non-Current assets	58,908	65,172
TOTAL ASSETS	$60,770	$65,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,001	$–
Loans from related parties	55,467	40,311
Total current liabilities	56,468	40,311
Non-Current Liabilities
Note Payable - RP	12,500	–
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	25,500
Total Liabilities	94,468	65,811

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized; 6,666,500 and 4,000,000 shares issued and outstanding as of February 28, 2023 & 2022 respectively	667	400
Additional Paid-In-Capital	26,899	0
Accumulated Deficit	(61,264)	(639)
Total Stockholders’ equity (deficit)	(33,698)	(239)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,770	$65,572

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF OPERATIONS (Audited)

	For the period from March 01, 2022 to February 28, 2023	For the period from February 08, 2022 to February 28, 2022
Revenue	$1,838	$–
Gross Profit	1,838	–

Operating Expenses
Legal & professional	40,228	201
General and administrative expenses	22,929	438
Total Operating expenses	(63,157)	(639)

Other Income/(Expense)
Exchange gain/ (loss)	1,095	–
Interest expense	(401)	–

Income (Loss) before provision for income taxes	(60,625)	(639)

Provision for income taxes	–	–

Net income (loss)	$(60,625)	$(639)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	4,940,726	3,052,532

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FOR THE YEAR ENDED FEBRUARY 28, 2023 & FROM FEBRUARY 08, 2022 TO FEBRUARY 28, 2022 (AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at February 08, 2022	–	$–	$–	$–	$–
Shares issued at $0.0001	4,000,000	400	–	–	400
Net loss	–	–	–	(639)	(639)
Balances as of February 28, 2022	4,000,000	400	–	(639)	(239)

Shares issued at offering price 0.01	2,666,500	267	26,899		27,166
Net loss	–	–	–	(60,625)	(60,625)
Balances as of February 28, 2023	6,666,500	$667	$26,899	$(61,264)	$(33,698)

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF CASH FLOWS (Audited)

	For the period from March 01, 2022, to February 28, 2023 (Unaudited)	For the period from February 08, 2022, to February 28, 2022 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,625)	$(639)
Adjustment as of non-cash items;
Amortization	10,976	21
Depreciation	7,788	417
Changes in operating assets and liabilities
Increase in accrued expenses	1,001	–
Net cash provided by (used in) Operating activities	(40,860)	(201)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible & non- current assets	(12,500)	(65,610)
Net cash provided by (used in) Investing activities	(12,500)	(65,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	27,166	400
Proceeds of loan from shareholder	15,156	40,311
Proceeds from Note Payable - RP	12,500	25,500
Net cash provided by Financing activities	54,822	66,211

Increase (decrease) in cash and equivalents	1,462	400
Cash and equivalents at beginning of the period	400	–
Cash and equivalents at end of the period	$1,862	$400

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

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

MEDIES
Dated: June 1, 2023	By: /s/ Mr. Tindall
Mr. Kenneth Tindall, Chief Executive Officer & Chief Financial Officer

