Form 10-Q
period 2023-05-31
Medies
filed 2023-07-14
CIK 1918694

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

2100 Geng Road, Suite 210, Palo Alto, CA 94303

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

(650) 719-5286

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	MEDE	OTC Markets

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2023
Common Stock: $0.0001	6,666,500

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders Medies Inc.

Cheyenne, Wyoming

Results of Review of Interim Financial Statements

We have reviewed the accompanying balance sheet of Medies Inc. as of May 31, 2023 and the related statement of operation, stockholders’ equity, and cash flows for the three-months then ended, and the related notes collectively referred to as the interim financial statements. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for it them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/Bush & Associates CPA LLC

Henderson, Nevada

July 15, 2023

MEDIES BALANCE SHEETS

	MAY 31, 2023 (Unaudited)	FEBRUARY 28, 2023 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$850	$1,862
Total current assets	850	1,862
Non-Current assets
Intangibles (net)	24,918	28,183
Equipment (net)	28,778	30,725
Total non-Current assets	53,696	58,908
TOTAL ASSETS	$54,546	$60,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,113	$1,001
Loans from related parties	55,467	55,467
Total current liabilities	56,580	56,468
Non-Current Liabilities
Note Payable - RP	12,500	12,500
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	38,000
Total Liabilities	94,580	94,468

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized: 6,666,500 shares issued and outstanding as of May 31, 2023 & February 28, 2023 respectively	667	667
Additional Paid-In-Capital	26,899	26,899
Accumulated Deficit	(67,600)	(61,264)
Total Stockholders’ equity (deficit)	(40,034)	(33,698)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$54,546	$60,770

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF OPERATIONS (UNAUDITED)

	For the period from March 01, 2023 to May 31, 2023	For the period from March 01, 2022 to May 31, 2022
Revenue	$–	$–
Gross Profit	–	–

Operating Expenses
Legal & professional	695	–
General and administrative expenses	5,469	9,939
Total Operating expenses	(6,164)	(9,939)

Other Income / (Expense)
Interest Expense	(172)	–
Total Other Income / (Expense)	(172)	–
Income (Loss) before provision for income taxes	(6,336)	(9,939)

Provision for income taxes	–	–

Net income (loss)	$(6,336)	$(9,939)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	6,666,500	4,000,000

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD ENDED MAY 31, 2023 & 2022 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at February 28, 2023	6,666,500	$667	$26,899	$(61,264)	$(33,698)
Net loss for the period	–	–	–	(6,336)	(6,336)
Balance as of May 31, 2023	–	$–	$–	$(67,600)	$(40,034)

Balance as of February 28, 2022	4,000,000	$400	$–	$(639)	$(239)
Net loss for the period	–	–	–	(9,939)	(9,939)
Balance as of May 31, 2022	4,000,000	$400	$–	$(10,578)	$(10,178)

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the period ended May 31, 2023	For the period ended May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,336)	$(9,939)
Adjustment as of non-cash items:
Amortization	3,265	2,223
Depreciation	1,947	1,947
Changes in operating assets and liabilities
Increase in accrued expenses	112	2,269
Net cash provided by (used in) Operating activities	(1,012)	(3,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible & non- current assets	–	–
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Proceeds of loan from shareholder	–	3,500
Proceeds from Note Payable - RP	–	–
Net cash provided by Financing activities	–	3,500

Increase (decrease) in cash and equivalents	(1,012)	–
Cash and equivalents at beginning of the period	1,862	400
Cash and equivalents at end of the period	$850	$400

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

MEDIES NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

MEDIES. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on February 08, 2022. The Company’s business concerns a unique motion picture streaming service in the domain of visual arts and metaverse.

The Company has adopted February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 08, 2022) to May 31, 2023 of $67,600. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

During the quarter ended May 31, 2023, no stock-based compensation was issued. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2023.

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

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer.
-	Identification of the performance obligations in the contract.
-	Determination of the transaction price.
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy performance obligation.

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

For the quarter ended May 31, 2023 & 2022 the company recorded $1,947 in depreciation expense. From inception (February 08, 2022) through May 31, 2023 the company has recorded a total of $10,152 in depreciation expense.

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

For the quarter ended May 31, 2023 & 2022 the company recorded $3,265 & $2,223 in amortization expenses respectively. From inception (February 08, 2022) through May 31, 2023 the company has recorded a total of $14,262 in amortization expense.

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

As of May 31, 2023 & February 28, 2023, the Company had 6,666,500 shares issued and outstanding respectively.

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

Since inception (February 08, 2022) through May 31, 2023, the Company’s sole officer and director loaned the Company $40,110 in exchange for assets & $19,763 was paid on behalf of company’ professional and legal fee.

During the year, loan of $4,607 have been returned to the director. As of May 31, 2023, the amount outstanding was $55,467. The loan is non-interest bearing, due upon demand and unsecured.

As on May 31, 2023, $12,500 stands as Note payable to Mr. Kenneth under long term liability with interest 5.5% per annum and is payable on August 31, 2025. Interest accrued over this loan as of May 31, 2023, is $573.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the quarter ended May 31, 2023 & for the recent fiscal year ended February 28, 2023 to the company’s effective tax rate are as follows:

	May 31, 2023	February 28, 2023
Tax benefit at U.S. statutory rate	$1,331	$12,655
Change in valuation allowance	(1,331)	(12,655)
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at May 31, 2023 & February 28, 2023 are as follows:

Deferred tax assets:	May 31, 2023	February 28, 2023
Net operating loss	$1,331	$12,655
Valuation allowance	(1,331)	(12,655)
Deferred tax assets, net	$–	$–

The Company has approximately $67,600 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Three Months Ended May 31, 2023 & 2022:

During the three months ended May 31, 2023, we have generated $0 in revenues.

Our net loss for the three months ended May 31, 2023 was $6,336. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

During three months ended May 31, 2022, we have generated $0 in revenues.

Our net loss for three months ended May 31, 2022 was $9,939. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

Liquidity and Capital Resources

As of May 31, 2023, our total assets were $54,546 consisting of intangibles $24,918, equipment $28,778 and cash and cash equivalents of $850. As of May 31, 2023, our total liabilities were $94,580. Total current liabilities were $56,580 consisting of accrued expenses and related party loans. While total non-current liabilities of $38,000 comprises of notes payable to related party $12,500 and accounts payable of $25,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended May 31, 2023 & 2022, net cash flows used in operating activities were ($1,012) & ($3,500) respectively.

Cash Flows from Investing Activities

As of May 31, 2023 & 2022, net cash flows used in investing activities were $0 respectively.

Cash Flows from Financing Activities

We have generated $0 cash flows from financing activities in May 31, 2023. For three months ended May 31, 2023 & 2022, we generated net cashflows of $0 & $3,500 respectively. Cashflows generated on May 31, 2022 were the proceeds from related party loans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2023.

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

Dated: July 14, 2023	Medies

By: /s/ Kenneth Tindall
Kenneth Tindall
Chief Executive Officer & Founder

Dated: July 14, 2023	Medies
By: /s/ Kenneth Tindall
Kenneth Tindall
Chief Financial Officer & Founder

