Form 10-Q
period 2023-08-31
Medies
filed 2023-10-13
CIK 1918694

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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
(650) 719-5286

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2023
Common Stock: $0.0001	6,666,500

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders Medies Inc.

Cheyenne, Wyoming

Results of Review of Interim Financial Statements

We have reviewed the accompanying balance sheet of Medies Inc. as of August 31, 2023 and the related statement of operation, stockholders’ equity, and cash flows for the three-months then ended, and the related notes collectively referred to as the interim financial statements. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for it them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim financial statements are the responsibility of the entity’s management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Bush & Associates CPA LLC

Henderson, Nevada

October 11, 2023

MEDIES

BALANCE SHEETS

	AUGUST 31, 2023 (Unaudited)	FEBRUARY 28, 2023 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$426	$1,862
Total current assets	426	1,862
Non-Current assets
Intangibles (net)	21,653	28,183
Equipment (net)	26,831	30,725
Total non-Current assets	48,484	58,908
TOTAL ASSETS	$48,910	$60,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$4,820	$1,001
Loans from related parties	58,917	55,467
Total current liabilities	63,737	56,468
Non-Current Liabilities
Note Payable - RP	12,500	12,500
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	38,000
Total Liabilities	101,737	94,468

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized: 6,666,500 shares issued and outstanding as of August 31, 2023 & February 28, 2023 respectively	667	667
Additional Paid-In-Capital	26,899	26,899
Accumulated Deficit	(80,393)	(61,264)
Total Stockholders’ equity (deficit)	(52,827)	(33,698)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,910	$60,770

The accompanying notes are an integral part of these financial statements.

MEDIES

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2023	Three months ended August 31, 2022	Six months ended August 31, 2023	Six months ended August 31, 2022

Revenue	$–	$1,598	$–	$1,598
Gross Profit	–	1,598	–	1,598

Operating Expenses
Legal & professional	7,255	–	7,950	–
General and administrative expenses	5,366	7,237	10,835	17,176
Total Operating expenses	12,621	7,237	18,785	17,176
Other Income / (Expense)
Income	–	48	–	48
Interest Expense	172	–	344	–
Total Other Income / (Expense)	(172)	48	(344)	48

Income (Loss) before provision for income taxes	(12,793)	(5,591)	(19,129)	(15,530)

Provision for income taxes	–	–	–	–

Net income (loss)	$(12,793)	$(5,591)	$(19,129)	$(15,530)

Income (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,666,500	4,034,456	6,666,500	4,017,228

The accompanying notes are an integral part of these financial statements.

MEDIES

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD ENDED AUGUST 31, 2023 & 2022 (UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balance at February 28, 2023	6,666,500	$667	$26,899	$(61,264)	$(33,698)
Net loss for six months ended August 31, 2023	–	–	–	(19,129)	(19,129)
Balance as of August 31, 2023	6,666,500	$667	$26,899	$(80,393)	$(52,827)

Balance as of February 28, 2022	4,000,000	$400	$–	$(639)	$(239)
Shares issued at offering price 0.01	1,195,000	120	12,071	–	12,191
Net loss for six months period ended August 31, 2022	–	–	–	(15,530)	(15,530)
Balance as of August 31, 2022	5,195,000	$520	$12,071	$(16,169)	$(3,578)

The accompanying notes are an integral part of these financial statements.

MEDIES

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the period ended August 31, 2023	For the period ended August 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,129)	$(15,530)
Adjustment as of non-cash items;
Amortization	6,530	4,446
Depreciation	3,894	3,894
Changes in operating assets and liabilities
Increase in accrued expenses	3,819	–
Net cash provided by (used in) Operating activities	(4,886)	(7,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible & non- current assets	–	(12,500)
Net cash provided by (used in) Investing activities	–	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	12,191
Proceeds of loan from shareholder	3,450	9,185
Proceeds from Note Payable - RP	–	12,500
Net cash provided by Financing activities	3,450	33,876

Increase (decrease) in cash and equivalents	(1,436)	14,186
Cash and equivalents at beginning of the period	1,862	400
Cash and equivalents at end of the period	$426	$14,586

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

MEDIES

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

MEDIES. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on February 08, 2022. The company intends to commence operations concerning a unique motion picture streaming service in the domain of visual arts and metaverse.

The Company has adopted February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 08, 2022) to August 31, 2023 of $80,393. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

During the quarter ended August 31, 2023, no stock-based compensation was issued. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2023.

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

For the quarter ended August 31, 2023 & 2022 the company recorded $1,947 in depreciation expense. From inception (February 08, 2022) through August 31, 2023 the company has recorded a total of $12,099 in depreciation expense.

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

For the quarter ended August 31, 2023 & 2022 the company recorded $3,265 & $2,223 in amortization expenses respectively. From inception (February 08, 2022) through August 31, 2023 the company has recorded a total of $17,527 in amortization expense.

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

As of August 31, 2023 & February 28, 2023, the Company had 6,666,500 shares issued and outstanding respectively.

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

During the period ended August 31, 2023, Mr. Kenneth loaned the company $3,450 to pay off company professional fee.

As of August 31, 2023 & February 28, 2023, the amount outstanding was $58,917 and $55,467 respectively. The loan is non-interest bearing, due upon demand and unsecured.

As on August 31, 2023, $12,500 stands as Note payable to Mr. Kenneth under long term liability with interest 5.5% per annum and is payable on August 31, 2025. Interest accrued over this loan as of August 31, 2023, is $745.

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the quarter ended August 31, 2023 & for the recent fiscal year ended February 28, 2023 to the company’s effective tax rate are as follows:

	August 31, 2023	February 28, 2023
Tax benefit at U.S. statutory rate	$4,017	$12,655
Change in valuation allowance	(4,017)	(12,655)
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2023 & February 28, 2023 are as follows:

Deferred tax assets:	August 31, 2023	February 28, 2023
Net operating loss	$4,017	$12,655
Valuation allowance	(4,017)	(12,655)
	$–	$–

The Company has approximately $80,393 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date these financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Three and Six Months Ended August 31, 2023 & 2022:

During the three months ended August 31, 2023 & 2022, we have generated $0 & $1,598 in revenues respectively.

Our net loss for the three months ended August 31, 2023 & 2022 was $12,793 and $5,591 respectively. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

During the six months ended August 31, 2023 & 2022, we have generated $0 and $1,598 in revenues respectively.

Our net loss for six months ended August 31, 2023 & 2022 was $19,129 and $15,530 respectively. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

Liquidity and Capital Resources

As of August 31, 2023, our total assets were $48,910 consisting of intangibles $21,653, equipment $26,831 and cash and cash equivalents of $426. As of August 31, 2023, our total liabilities were $101,737. Total current liabilities were $63,737 consisting of accrued expenses $ 4,820 and related party loans $58,917. While total non-current liabilities of $38,000 comprises of notes payable to related party $12,500 and accounts payable of $25,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended August 31, 2023 & 2022, net cash flows used in operating activities were ($4,886) & ($7,190) respectively.

Cash Flows from Investing Activities

As of August 31, 2023 & 2022, net cash flows used in investing activities were $0 & ($12,500) respectively.

Cash Flows from Financing Activities

We have generated $3,450 cash flows from financing activities in August 31, 2023. For six months ended August 31, 2023 & 2022, we generated net cashflows of $3,450 & $33,876 respectively.

Cashflows generated on August 31, 2023 were the proceeds from related party loans. Cashflows generated on August 31, 2022 were the proceeds from related party loans, stock issuance and note payable.

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

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended August 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2023	Medies.

By: /s/ Kenneth Tindall
Kenneth Tindall, Chief Executive Officer and Founder

Dated: October 13, 2023	Medies.
By: /s/ Kenneth Tindall
Kenneth Tindall, Chief Financial Officer and Founder

