Form 10-K
period 2024-02-29
Medies
filed 2024-06-11
CIK 1918694

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of February 29, 2024, we had 6,666,500 shares of common stock issued and outstanding. There was a very limited trading activity of the shares on the OTC Markets.

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

Item 1C. Cybersecurity

None

Item 2. Description of Property

Our executive offices are located at two locations. In the US at: 2100 Geng Road, Suite 210 Palo Alto, CA 94303. In the U. K. at: Fall Park Court, Leeds, West Yorkshire LS13 2LP, United Kingdom. Other office spaces are being considered for our operations. Our telephone number is (650) 719-5286.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

During the reporting period ending February 29, 2024, there was limited trading activity for our S-1 registered common shares on the over-the-counter (OTC) market.

On April 6, 2023 FINRA determined that GLENDALE SECURITIES, INC. demonstrated compliance with FINRA Rule 6432 and may initiate a priced quotation for MEDIES of $0.0100 Bid, $0.0200 Ask on OTC Link ATS for MEDE.

(b) Holders

As of February 29, 2024, there were approximately 53 holders of record of our shares of Class A common stock, holding the total of 6,666,500 shares.

(c) Dividend Policy

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

On September 1, 2022, an amount of 200,000 shares were granted to Mr. Simon Kidd, in a stock-based payment plan for his executive services.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities

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

FISCAL YEAR ENDED FEBRUARY 29, 2024 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2023.

Our net loss for the fiscal year ended February 29, 2024, is $39,447 compared to a net loss of $60,625 during the fiscal year ended February 29, 2024. During fiscal years ended February 29, 2024 and 2023 the Company has generated $0 and $$1,838 in revenue respectively.

During the fiscal year ended February 29, 2024, we incurred legal and professional fees of $17,473 and general and administrative expenses of $21,974 compared to legal and professional fees of $40,228 and general and administrative expenses of $22,929 incurred during fiscal year ended February 28, 2023.

The weighted average number of shares outstanding was 6,666,500 for the fiscal year ended February 29, 2024 and 4,940,726 for February 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 29, 2024, AND FEBRUARY 28, 2023

As of February 29, 2024, our total assets were $ 38,464 comprised of cash and cash equivalents of $402, Intangible (net) of $15,123 and equipment (net) of $22,939; our total liabilities were $111,609 comprised of accrued expenses $10,169, loan from our director of $63,440, accounts payable of $25,500 and note payable to related party of $12,500.

As of February 28, 2023, our total assets were $ 60,770 comprised of cash and cash equivalents of $1,862, Intangible (net) of $28,183 and equipment (net) of $30,725 ; our total liabilities were $ 94,468 comprised of accrued expenses $1,001, loan from our director of $55,467, accounts payable of $25,500 and note payable to related party of $12,500.

Cash Flows from Operating Activities

For the fiscal year ended February 29, 2024, net cash flows used in operating activities were $(9,432) consisting of net loss of $(39,447) amortization of $13,060, depreciation of $7,788 and increase in accrued expenses of $9,168. For the fiscal year ended February 28, 2023, net cash flows used in operating activities were $(40,860) consisting of net loss of $(60,224) amortization of $10,976, depreciation of $7,788 and increase in accrued expenses of $1,001.

Cash Flows Provided by Investing Activities

For the fiscal years ended February 29, 2024 and 2023, net cash flows used in investing activities were $0 and $(12,500) respectively. .

Cash Flows from Financing Activities

For the fiscal year ended February 28, 2023, net cash from financing activities was $7,973 consisting of director’s loan 7,973. For the fiscal year ended February 28, 2023, net cash from financing activities was $54,822 consisting of issuance of common stock of $27,166, director’s loan 15,156 and proceed from note payable of $12,500.

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

GOING CONCERN

The independent auditors' reports accompanying our February 29, 2024 and 2023 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MEDIES

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MEDIES (“the Company”) as of February 29, 2024 & February 28, 2023, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended February 29, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024, and February 28, 2023, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters were also not described in the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

Bush & Associates CPA LLC

We have served as the Company's auditor since 2022.

Henderson, Nevada

June 10, 2024

MEDIES

BALANCE SHEETS

Audited

	FEBRUARY 29, 2024	FEBRUARY 28, 2023
ASSETS
Current Assets
Cash & cash equivalents	$402	$1,862
Total current assets	402	1,862
Non-Current assets
Intangibles (net)	–	28,183
Equipment (net)	22,939	30,725
Total non-Current assets	22,939	58,908
TOTAL ASSETS	$23,341	$60,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$10,169	$1,001
Loans from related parties	63,440	55,467
Total current liabilities	73,609	56,468
Non-Current Liabilities
Note Payable - RP	12,500	12,500
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	38,000
Total Liabilities	111,609	94,468

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized: 6,666,500 shares issued and outstanding as of February 29, 2024 & February 28, 2023 respectively	667	667
Additional Paid-In-Capital	26,899	26,899
Accumulated Deficit	(115,834)	(61,264)
Total Stockholders’ equity (deficit)	(88,268)	(33,698)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,341	$60,770

The accompanying notes are an integral part of these financial statements.

MEDIES

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 29, 2024 & FEBRUARY 28, 2023

(AUDITED)

	2024	2023
Revenue	$–	$1,838
Gross Profit	–	1,838

Operating Expenses
Legal & professional	17,473	40,228
General and administrative expenses	21,974	22,929
Total Operating expenses	(39,447)	(63,157)

Other Income/ (Expense)	–	1,095
Exchange gain/ (loss)	–	(401)
Intangible impairment	(15,123)	–
	(15,123)	694

Income (Loss) before provision for income taxes	(54,570)	(60,625)

Provision for income taxes	–	–

Net income (loss)	$(54,570)	$(60,625)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	6,666,500	4,940,726

The accompanying notes are an integral part of these financial statements.

MEDIES

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEAR ENDED FEBRUARY 29, 2024 & FEBRUARY 28, 2023

(AUDITED)

	Number of Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at February 28, 2023	6,666,500	$667	$26,899	$(61,264)	$(33,698)
Net loss for the year	–	–	–	(54,570)	(54,570)
Balance as of February 29, 2024	–	–	–	(115,834)	(88,268)

Balance as of February 28, 2022	4,000,000	400	–	(639)	(239)
Shares issued at offering price 0.01	2,666,500	267	26,899	–	27,166
Net loss for the year	–	–	–	(60,625)	(60,625)
Balance as of February 28, 2023	6,666,500	$667	$26,899	$(61,264)	$(33,698)

The accompanying notes are an integral part of these financial statements.

MEDIES

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 29, 2024 & FEBRUARY 28, 2023

(AUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,570)	$(60,625)
Adjustment as of non-cash items:
Amortization & impairment	28,183	10,976
Depreciation	7,788	7,788
Changes in operating assets and liabilities
Increase in accrued expenses	9,168	1,001
Net cash provided by (used in) Operating activities	(9,432)	(40,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible & non- current assets	–	(12,500)
Net cash provided by (used in) Investing activities	–	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	27,166
Proceeds of loan from shareholder	7,973	15,156
Proceeds from Note Payable - RP	–	12,500
Net cash provided by Financing activities	7,973	54,822

Increase (decrease) in cash and equivalents	(1,460)	1,462
Cash and equivalents at beginning of the period	1,862	400
Cash and equivalents at end of the period	$402	$1,862

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

MEDIES

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 29, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

MEDIES. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on February 08, 2022. The company intends to commence operations concerning a unique motion picture streaming service in the domain of visual arts and metaverse.

The Company has adopted February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 29, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 08, 2022) to February 29, 2024 of $115,834. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

During the year ended February 29, 2024, no stock-based compensation was issued. While as of February 28, 2023, the Company had issued 200,000 shares of stock-based payments to its Executive Vice Chairman, Mr. Simon Kidd. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2024.

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

For the year ended February 29, 2024 the company recorded $7,788 in depreciation expense. From inception (February 08, 2022) through February 29, 2024 the company has recorded a total of $15,992 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

The company acquired Intangible consisting of various software for $1,180 as on February 10, 2022 while Intangible consisting of website (Meta Movement & related property rights) of $25,500 was purchased as on February 28, 2022. As on August 31, 2022, Company acquired licensing rights to the dance motion picture entitled “The Architect” of $12,500. The Company amortized its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the year ended February 29, 2024 the company recorded $13,060 in amortization expenses. From inception (February 08, 2022) through February 29, 2024 the company has recorded a total of $24,057 in amortization expense.

As of February 29,2024, management determined that intangible assets got impaired and thus written off from the books. As of February 29, 2024, the Company recorded $15,123 in intangible impairment expense.

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

As of February 29, 2024 & February 28, 2023, the Company had 6,666,500 shares issued and outstanding respectively.

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

During the year ended February 29, 2024, Mr. Tindall loaned the company $8,000 to pay off company professional fees.

As of February 29, 2024 & February 28, 2023, the amount outstanding was $63,440 and $55,467 respectively. The loan is non-interest bearing, due upon demand and unsecured.

As on February 29, 2024, $12,500 stands as Note payable to Mr. Kenneth under long term liability with interest 5.5% per annum and is payable on August 31, 2025. Interest accrued over this loan as of February 29, 2024 is $1,089.

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended February 29, 2024 & February 28, 2023 to the company’s effective tax rate are as follows:

	February 29, 2024	February 28, 2023
Tax benefit at U.S. statutory rate	$24,325	$12,865
Change in valuation allowance	(24,325)	(12,865)
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 29, 2024 & February 28, 2023 are as follows:

	February 29, 2024	February 28, 2023
Deferred tax assets:
Net operating loss	$24,325	$12,865
Valuation allowance	(24,325)	(12,865)
	$–	$–

The Company has approximately $115,834 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date these financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate segregation of duties and cash controls – As of February 29, 2024, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As of February 29, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2024, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

During the year ended February 29, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

There is currently one employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. 200,000 Company's shares and a $1.00 per month for the first 12 month are paid to Mr. Kidd for his employment at MEDIES. An annual bonus equal to one month’s salary, payable on the employee’s birthday month (*or: at the end every year during December). This bonus may only be paid in case the company improves its financial position and after the completion of a twelve (12) months continuous service with the Company.

CHANGE OF CONTROL

As of February 29, 2024, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2024 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mr. Kenneth Tindall 2100 Geng Road Suite 210 Palo Alto CA 94303	4,000,000 shares of common stock	60%

Common Stock	Mr. Simon Kidd 2100 Geng Road Suite 210 Palo Alto CA 94303	200,000 shares of common stock	3%

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

As of February 29, 2024 & 2023, loan payable to Mr. Tindall stands at $63,440 and $55,467 respectively.

As of February 29, 2024 & 2023, note payable to Mr. Tindall stands at $12,500 and $12,500 respectively. Interest accrued over this note is $1,089. & $401 as of February 29, 2024 & 2023 respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2024 and for the fiscal year ended February 28, 2023, for professional services rendered by the principal accountants Bush & Associates, CPA. for the audits of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 29, 2024	February 28, 2023
Audit Fees	$14,500	$14,500
Audit Related Fees	3,200	3,200
Tax Fees	–	–
All Other Fees	–	–
Total	$17,700	$17,700

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

PART IV

Item 15: Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Number	Description

23.1	Consent of Bush & Associates, CPA.
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIES
Dated: June 11, 2024	By: /s/ Kenneth Tindall
Kenneth Tindall Chief Executive Officer & Chief Financial Officer

