Form 10-Q
period 2024-05-31
Medies
filed 2024-07-15
CIK 1918694

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2024
Common Stock: $0.0001	6,666,500

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MEDIES BALANCE SHEETS

	MAY 31, 2024 (Unaudited)	FEBRUARY 29, 2024 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$402	$402
Total current assets	402	402
Non-Current assets
Intangibles (net)	–	–
Equipment (net)	20,992	22,939
Total non-Current assets	20,992	22,939
TOTAL ASSETS	$21,394	$23,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$15,056	$10,169
Loans from related parties, current	63,440	63,440
Total current liabilities	78,496	73,609
Non-Current Liabilities
Note Payable - related parties, non-current	12,500	12,500
Accounts Payable	25,500	25,500
Total non-current liabilities	38,000	38,000
Total Liabilities	116,496	111,609

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 90,000,000 shares authorized: 6,666,500 shares issued and outstanding as of May 31, 2023 & February 28, 2023 respectively	667	667
Additional Paid-In-Capital	26,899	26,899
Accumulated Deficit	(122,668)	(115,834)
Total Stockholders’ equity (deficit)	(95,102)	(88,268)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,394	$23,341

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF OPERATIONS (UNAUDITED)

	For the period from March 01, 2024 to May 31, 2024	For the period from March 01, 2023 to May 31, 2023
Revenue	$–	$–
Gross Profit	–	–

Operating Expenses
Legal & professional	4,715	695
General and administrative expenses	1,947	5,469
Total Operating expenses	(6,662)	(6,164)

Other Income / (Expense)
Interest Expense	(172)	(172)
Total Other Income / (Expense)	(172)	(172)

Income (Loss) before provision for income taxes	(6,834)	(6,336)

Provision for income taxes	–	–

Net income (loss)	$(6,834)	$(6,336)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	6,666,500	6,666,500

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD ENDED MAY 31, 2024 & 2023 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at February 29, 2024	6,666,500	$667	$26,899	$(115,834)	$(88,268)
Net loss for the period	–	–	–	(6,834)	(6,834)
Balance as of May 31, 2024	6,666,500	$667	$26,899	$(122,668)	$(95,102)

Balance as of February 28, 2023	6,666,500	$667	$26,899	$(61,264)	$(33,698)
Net loss for the period	–	–	–	(6,336)	(6,336)
Balance as of May 31, 2023	6,666,500	$667	$26,899	$(67,600)	$(40,034)

The accompanying notes are an integral part of these financial statements.

MEDIES STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the period ended May 31, 2024	For the period ended May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,834)	$(6,336)
Adjustment as of non-cash items:
Amortization	–	3,265
Depreciation	1,947	1,947
Changes in operating assets and liabilities
Increase in accrued expenses	4,887	112
Net cash provided by (used in) Operating activities	–	(1,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible & non- current assets	–	–
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Proceeds of loan from shareholder	–	–
Proceeds from Note Payable - RP	–	–
Net cash provided by Financing activities	–	–

Increase (decrease) in cash and equivalents	–	(1,012)
Cash and equivalents at beginning of the period	402	1,862
Cash and equivalents at end of the period	$402	$850

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

MEDIES NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

MEDIES (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on February 08, 2022. The Company’s business concerns a unique motion picture streaming service in the domain of visual arts and metaverse.

The Company has adopted February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 08, 2022) to May 31, 2024 of $122,668. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

During the quarter ended May 31, 2024, no stock-based compensation was issued. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2024.

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

For the quarter ended May 31, 2024 & 2023 the company recorded $1,947 in depreciation expense. From inception (February 08, 2022) through May 31, 2024 the company has recorded a total of $20,994 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

The company acquired Intangible consisting of various software for $1,180 as on February 10, 2022 while Intangible consisting of a website (Meta Movement & related property rights) of $25,500 was purchased as on February 28, 2022. As on August 31, 2022, Company acquired licensing rights to the dance motion picture entitled “The Architect” of $12,500. The Company amortized its intangibles using straight-line depreciation over the estimated useful life of 3 years.

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

As of May 31, 2024 & February 29, 2024, the Company had 6,666,500 shares issued and outstanding respectively.

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

As of May 31, 2024, the amount outstanding was $63,440. The loan is non-interest bearing, due upon demand and unsecured.

As on May 31, 2024 $12,500 stands as Note payable to Mr. Kenneth under long term liability with interest 5.5% per annum and is payable on August 31, 2025. Interest accrued over this loan as of May 31, 2024, is $1,261.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the quarter ended May 31, 2024 & for the recent fiscal year ended February 29, 2024 to the company’s effective tax rate are as follows:

	May 31, 2024	February 29, 2024
Tax benefit at U.S. statutory rate	$1,435	$24,325
Change in valuation allowance	(1,435)	(24,325)
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at May 31, 2024 & February 29, 2024 are as follows:

Deferred tax assets:	May 31, 2024	February 29, 2024
Net operating loss	$1,435	$24,325
Valuation allowance	(1,435)	(24,325)
Deferred tax assets, net	$–	$–

The Company has approximately $122,668 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Three Months Ended May 31, 2024 & 2023:

During the three months ended May 31, 2024, we have generated $0 in revenues.

Our net loss for the three months ended May 31, 2024 was $6,834. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

During three months ended May 31, 2023, we have generated $0 in revenues.

Our net loss for three months ended May 31, 2023 was $6,336. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

Liquidity and Capital Resources

As of May 31, 2024, our total assets were $21,396 consisting of equipment $20,994 and cash and cash equivalents of $402. As of May 31, 2024, our total liabilities were $116,496. Total current liabilities were $78,496 consisting of accrued expenses and related party loans. While total non-current liabilities of $38,000 comprises of notes payable to related party $12,500 and accounts payable of $25,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended May 31, 2024 & 2023, net cash flows used in operating activities were ($0) & ($1,012) respectively.

Cash Flows from Investing Activities

As of May 31, 2024 & 2023, net cash flows used in investing activities were $0 respectively.

Cash Flows from Financing Activities

We have generated $0 cash flows from financing activities in May 31, 2024. For three months ended May 31, 2023 & 2022, we generated net cashflows of $0 & $0 respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

During the quarter ended May 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: July 15, 2024	Medies

	By:	/s/ Kenneth Tindall
Kenneth Tindall
Chief Executive Officer & Founder

Dated: July 15, 2024		Medies
	By:	/s/ Kenneth Tindall
Kenneth Tindall
Chief Financial Officer & Founder

